Form 10QSB
period 2001-05-31
WAISTECH INTERNATIONAL INC
filed 2001-08-03
CIK 1136934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended May 31, 2001

[    ]   Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from ________________ to ________________

         Commission file number 0-32519-01

Waistech International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State of Incorporation)	______________________ (I.R.S. Employer Identification No.)

Flat 2C 2/F Block C, Hong Kong Industrial Centre,
489 Castal Peak Road, Kowloon, Hong Kong
Tel: 011 (0852) 2854-9883
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

(former address:)
Suite 177 - 183 Wing Lok Street, 1704 Wing Tuck Building,
Sheng Wan, Hong Kong
Tel: 011 (0852) 2186-7601
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of July 31, 2001, the Company had 13,500,000 outstanding shares of common stock.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEET

May 31, 2001

(UNAUDITED)

	2001 $	2000 $
ASSETS CURRENT ASSETS Stock subscription receivable	304	4
LIABILITIES CURRENT LIABILITIES Accrued liabilities	10,000	-

SHAREHOLDERS' EQUITY

CAPITAL STOCK

25,000,000 common voting shares authorized, $.001 par value
(2000 - 25,000 common voting shares authorized, no par value)

    13,500,000 shares issued and outstanding

    Deficit accumulated in the development stage

	304 (10,000)	4 -
	(9,996)	4
	304	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the three months ended May 31, 2001

(UNAUDITED)

	2001 $	2000 $
REVENUE EXPENSES	- -	- -
NET LOSS	-	-
LOSS PER COMMON SHARE	-	-
WEIGHTED AVERAGE COMMON SHARES	5,782,609	3,500

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the three months ended May 31, 2001

(UNAUDITED)

	2001		2000
	Shares	$ Amount	Shares	$ Amount
Balance at beginning of period	3,500	4	-	-

Issuance of common stock for:
Stock split (Note 5)	3,496,500
Stock subscription receivable	10,000,000	300	3,500	4

Net loss	-	-	-	-

Balance at February 28, 2001	13,500,000	304	3,500	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended May 31, 2001

(UNAUDITED)

	2001 $	2000 $

CASH FLOWS FROM OPERATING ACTIVITIES
Stock subscription receivable	(300)	(4)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	300	4

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	-	-

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended May 31, 2001

(UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Organization

The Company was organized under the laws of the State of Nevada on October 14, 1999 (date of inception) under the name PetCare.card, Inc. On February 16, 2001, the Company changed its name to Waistech International, Inc. The Company has not commenced planned principal operations. The Company proposes to seek business ventures that will allow for long term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, engaged in business activities of any kind. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

b)   Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

c)   Income Taxes

Future income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

d)   Earnings Per Share

The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company did not have any stock options or warrants outstanding at May 31, 2001.

e)   Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

f)   Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended May 31, 2001

(UNAUDITED)

2.  GOING CONCERN

As of May 31, 2001, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

3.  INCOME TAXES

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of an increase in the valuation allowance to offset the future tax asset related to the net operating loss carryforward.

The Company has net operating loss carryforwards of approximately $10,000, which begin to expire in the year 2021. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the three month period ended May 31, 2001.

During the three month period ended May 31, 2001, the Company issued common stock in exchange for a stock subscription receivable.

5.   CAPITAL STOCK

On March 7, 2001, the Company increased its authorized common shares from 25,000 to 25,000,000 and the shareholders as at that date received 1,000 shares for each share held resulting in issued and outstanding shares increasing from 3,500 to 3,500,000. There was no change to the dollar amount of issued capital stock.

WAISTECH INTERNATIONAL, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended May 31, 2001

(UNAUDITED)

6.   CUMULATIVE STATEMENTS
$
a) CUMULATIVE STATEMENT OF OPERATIONS AND DEFICIT
Expenses
Professional fees	10,000

CUMULATIVE NET LOSS, being deficit accumulated in the development stage	(10,000)

b) CUMULATIVE STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,000)
Accrued liabilities	10,000
Stock subscription receivable	(304)
(304)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	304
CASH, end of period	-

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits. The Company anticipates that its owners, affiliates, and consultants will provide it with sufficient capital to continue operations for the next 12 months, but there can be no assurance that this expectation will be fully realized.

Results of Operations

Period ending May 31, 2001.

The Company had no revenue from continuing operations for the three months ended May 31, 2001.

General and administrative expenses for the three months ended May 31, 2001 were $nil.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of July 31, 2001 the Company had no major assets. The Company is currently authorized to issue 25,000,000 shares of common stock, of which 13,500,000 shares are issued and outstanding. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the calendar year ending December 31, 2001. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through calendar year ending December 31, 2001. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

The Company projects that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Anthony Chow and Anthony Lee plan to loan the Company sufficient funds to cover these costs over the next twelve months. Anthony Chow and Anthony Lee will provide their expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities and Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On May 11, 2001, the Company issued 10,000,000 shares of common stock to Jadepear Investment Ltd., for $300.00.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The shares of common stock are restricted stock as that term is defined in Rule 144 of the Securities and Exchange Commission.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAISTECH INTERNATIONAL, INC.

Date: August 2, 2001 By: /s/ Anthony C.Y. Chow
Anthony C.Y. Chow, Director and President

Date: August 2, 2001 By: /s/ Anthony W.Y. Lee
Anthony W.Y. Lee, Director and Treasurer