Form 10QSB
period 2001-08-31
WAISTECH INTERNATIONAL INC
filed 2001-10-16
CIK 1136934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended August 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of September 30, 2001, the Company had 13,500,000 outstanding shares of common stock.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEET

August 31, 2001

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

For the three months ended August 31, 2001

(UNAUDITED)

	2001 $	2000 $
REVENUE EXPENSES	- -	- -
NET LOSS	-	-
LOSS PER COMMON SHARE	-	-
WEIGHTED AVERAGE COMMON SHARES	5,782,609	3,500

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the three months ended August 31, 2001

(UNAUDITED)

	2001		2000
	Shares	$ Amount	Shares	$ Amount
Balance at beginning of period	13,500,000	304	-	-

Issuance of common stock for:
Stock split (Note 5)	-----
Stock subscription receivable	-----	--	3,500	4

Net loss	-	-	-	-

Balance at August 31, 2001	13,500,000	304	3,500	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the three months ended August 31, 2001

(UNAUDITED)

	2001 $	2000 $

CASH FLOWS FROM OPERATING ACTIVITIES
Stock subscription receivable	0	(4)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	0	4

NET INCREASE IN CASH	-	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	-	-

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended August 31, 2001

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The Company did not have any stock options or warrants outstanding at August 31, 2001.

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

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended August 31, 2001

(UNAUDITED)

2.  GOING CONCERN

As of August 31, 2001, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

4.   SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the three month period ended August 31, 2001.

5.   CAPITAL STOCK

On March 7, 2001, the Company increased its authorized common shares from 25,000 to 25,000,000 and the shareholders as at that date received 1,000 shares for each share held resulting in issued and outstanding shares increasing from 3,500 to 3,500,000. There was no change to the dollar amount of issued capital stock.

WAISTECH INTERNATIONAL, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the three months ended August 31, 2001

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

Results of Operations

Period ending August 31, 2001.

The Company had no revenue from continuing operations for the three months ended August 31, 2001.

General and administrative expenses for the three months ended August 31, 2001 were $nil.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of August 31, 2001 the Company had no major assets. The Company is currently authorized to issue 25,000,000 shares of common stock, of which 13,500,000 shares are issued and outstanding. Management is hopeful that becoming a reporting company will increase the number of prospective business ventures that may be available to the Company. Management believes that the Company has sufficient resources to meet the anticipated needs of the Company's operations through at least the next twelve months. The Company anticipates that its major shareholders will contribute sufficient funds to satisfy the cash needs of the Company through the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K

None

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAISTECH INTERNATIONAL, INC.
Date: October 15, 2001	By: /s/ Anthony W.Y. Lee Anthony W.Y. Lee, Director and Treasurer