Form 10QSB
period 2001-11-30
WAISTECH INTERNATIONAL INC
filed 2002-01-22
CIK 1136934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ X ]    Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended November 30, 2001

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

Suite 502, 1215 Beach Avenue
Vancouver, British Columbia, Canada V6E 1V5
                   Tel: (604) 725-3618
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

(former address:)
Flat 2C 2/F Block C, Hong Kong Industrial Centre,
489 Castal Peak Road, Kowloon, Hong Kong
                   Tel: (852) 2854-9883
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of November 30, 2001, the Company had 15,935,715 outstanding shares of common stock.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEET

(UNAUDITED)

	November 30 2001 $	February 28 2001 $
ASSETS CURRENT ASSETS Cash INVESTMENT IN JOINT VENTURE (Note 7)	306 1 307	4 - 4
LIABILITIES CURRENT LIABILITIES Loan payable (Note 5) Accrued liabilities	5,668 15,000 20,668	- 10,000 10,000
SHAREHOLDERS' EQUITY CAPITAL STOCK (Note 5) 25,000,000 common voting shares authorized, $.001 par value 15,935,715 shares issued and outstanding Deficit accumulated in the development stage	328 (20,689)	4 (10,000)
	(20,361)	(9,996)
	307	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the nine months ended November 30, 2001 and 2000

(UNAUDITED)

	2001 $	2000 $
REVENUE EXPENSES	- 10,689	- -
NET LOSS	10,689	-
BASIC AND DULUTED LOSS PER COMMON SHARE	-	-
WEIGHTED AVERAGE COMMON SHARES	11,280,390	3,500,000

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the three months ended November 30, 2001 and 2000

(UNAUDITED)

	2001 $	2000 $
REVENUE EXPENSES	- 10,689	- -
NET LOSS	10,689	-
BASIC AND DULUTED LOSS PER COMMON SHARE	-	-
WEIGHTED AVERAGE COMMON SHARES	14,717,857	3,500,000

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the nine months ended November 30, 2001

(UNAUDITED)

	2001		2000
	Shares	$ Amount	Shares	$ Amount
Balance at beginning of period	3,500,000	(9,996)	3,500,000	4

Issuance of common stock for:
Cash	12,435,715	324	-	-

Net loss	-	(10,689)	-	-

Balance at end of period	15,935,715	(20,631)	3,500,000	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the nine months ended November 30, 2001

(UNAUDITED)

	2001 $	2000 $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,689)	-
Accrued liabilities	5,000	-
	(5,689)	-
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(1)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	5,668	-
Issuance of common stock	324	-
	5,992	-
NET INCREASE IN CASH	302	-

CASH, BEGINNING OF PERIOD	4	4

CASH, END OF PERIOD	306	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended November 30, 2001

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

b)   Basis of presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the results of the interim periods presented.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended February 28, 2001. Operating results for the three months ended November 30, 2001 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended February 28, 2002. Certain reclassifications have been made to conform prior years' data to the current period presentation.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended November 30, 2001

(UNAUDITED)

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES cont.

d)   Investment in joint venture

The investment in joint venture is accounted for under the equity method. To the date of these statements the joint venture has incurred no financial transactions.

e)   Income Taxes

Future income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

f)   Earnings Per Share

The computation of basic earning per common share is based on the weighted average number of shares outstanding during each period.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. The dilutive impact of issued warrants was not material.

g)   Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

h)   Use of Estimates in the Preparation of Financial Statements

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

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended November 30, 2001

(UNAUDITED)

2.  GOING CONCERN

As of November 30, 2001, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through further share offerings. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

3.  INCOME TAXES

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of an increase in the valuation allowance to offset the future tax asset related to the net operating loss carryforward.

The Company has net operating loss carryforwards of approximately $20,689, which begin to expire in the year 2021. The amount of net operating loss carryforward that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

4.   SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the nine month period ended November 30, 2001.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended November 30, 2001

(UNAUDITED)

5.   CAPITAL STOCK

On March 7, 2001, the Company issued a forward stock split which resulted in an increase in its authorized common shares from 25,000 to 25,000,000. The shareholders at that date received 1,000 shares for each share held resulting in issued and outstanding shares increasing from 3,500 to 3,500,000. There was no change to the dollar amount of issued capital stock. The effect of the forward stock split has been accounted for retroactively.

On May 11, 2001, the Company issued 10,000,000 common shares to a principal shareholder for total cash consideration of $300.

On October 16, 2001, the Company issued 2,435,715 common shares for total cash consideration of $24.

On October 16, 2001, the Company issued 50,000 warrants that grant the holder the right to acquire 1 share for each warrant with an exercise price of $5.00 per share. These warrants expire on October 15, 2011.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended November 30, 2001

(UNAUDITED)

6.   CUMULATIVE STATEMENTS
$
a) CUMULATIVE STATEMENT OF OPERATIONS AND DEFICIT
Expenses
Office expenses Travel and promotion Professional fees	188 5,334 15,167
CUMULATIVE NET LOSS, being deficit accumulated in the development stage	(20,689)

b) CUMULATIVE STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(20,689)
Accrued liabilities	15,000
(5,689)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in joint venture	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan payable	5,668
Issuance of common stock	328
5,996
CASH, end of period	306

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended November 30, 2001

(UNAUDITED)

7.   INVESTMENT IN JOINT VENTURE

On November 6, 2001, the Company acquired from a principal shareholder an 80% interest in a joint venture known as "China-E Online Ltd.". The purchase price was $1 and has been paid in full. According to the joint venture agreement, the Company was required to contribute an additional $1,350,000 cash as a capital contribution. This amount was to have been advanced within 6 months of the joint venture obtaining certain business licenses for implementing its business plan in The Peoples Republic of China. None of these licenses had been obtained as at November 30, 2001. In addition, all of the joint venturers unanimously agreed to waive the requirement for this capital contribution.

The business of the joint venture is to develop computer and internet communication technologies, produce and market these technologies; and provide related consulting services. The Company has the right to appoint five directors to the joint venture's board which will consist of eight directors in total. As at November 30, 2001, the joint venture had not entered into any financial transactions.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

We are a partner in a joint venture called ChinaE-Online Ltd. Under the terms of the joint venture agreement we have the right to receive up to an 80% equity interest in our joint venture. We are a development stage company, and our activities have been devoted to obtaining financing and developing a business plan for building an internet web portal in China through our joint venture.

Results of Operations

Period ending November 30, 2001.

The Company had no revenue from continuing operations for the three months ended November 30, 2001.

General and administrative expenses for the three months ended November 30, 2001 were $10,689.

The Company does not expect to generate any meaningful revenue or incur operating expenses unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

As of November 30, 2001 the Company had no major assets. The Company is currently authorized to issue 25,000,000 shares of common stock, of which 15,935,715 shares are issued and outstanding.

During the next 12 months, our joint venture intends to develop an internet web portal and assist in the development of intranet websites of participating Chinese government departments. Management believes that the amount of cash that will be needed for the next 12 months is approximately $900,000.

We plan to raise this money by way of issuing securities. If we are not successful in raising the required amount, we will be delayed in developing the web portal and intranet websites for the Chinese government departments. We may require additional financing through private placements and/or advances from related parties.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT:

With the exception of historical information, the matters discussed in this report are "forward looking statements" as the term is defined in Section 27A of he Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). While we believe that our strategic plan is on target, several important factors, many of which are beyond our control, have been identified which could cause the successful implementation of our business plan to differ materially from planned, implied or predicted results. We are a development stage company, our profitability will depend upon the successful implementation of our business plan. Although management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurances that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are discussed in this Report, including, without limitation, in conjunction with those forward-looking statements contained in this Report. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

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

WAISTECH INTERNATIONAL, INC.
Date: January 22, 2002	By: /s/ Anthony C.Y. Chow Anthony C.Y. Chow, Director and President
Date: January 22, 2002	By: /s/ Anthony W.Y. Lee Anthony W.Y. Lee, Director and Treasurer