Form 10QSB/A
period 2001-08-31
WAISTECH INTERNATIONAL INC
filed 2002-05-07
CIK 1136934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A-1

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

Suite 1200, 999 West Hastings Street
Vancouver, British Columbia, Canada V6C 2W2
                   Tel: (604) 725-3618
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

(former address:)
Suite 502, 1215 Beach Avenue
Vancouver, British Columbia, Canada V6E 1V5
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

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEET

(UNAUDITED)
	August 31 2001 $	February 28 2001 $
ASSETS CURRENT ASSETS Cash	304	4
LIABILITIES CURRENT LIABILITIES Accrued liabilities	10,000	10,000
SHAREHOLDERS' EQUITY CAPITAL STOCK (Note 5) 25,000,000 common voting shares authorized, $.001 par value 13,500,000 shares issued and outstanding Deficit accumulated in the development stage	304 (10,000) (9,696)	4 (10,000) (9,996)
	304	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the six months ended August 31, 2001 and August 31, 2000

(UNAUDITED)

	2001 $	2000 $
REVENUE EXPENSES	- -	- -
NET LOSS	-	-

BASIC AND DILUTED LOSS PER COMMON SHARE	-	-

WEIGHTED AVERAGE COMMON SHARES	9,586,957	3,500,000

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

For the three months ended August 31, 2001 and August 31, 2000

(UNAUDITED)

	2001 $	2000 $
REVENUE EXPENSES	- -	- -
NET LOSS	-	-

BASIC AND DILUTED LOSS PER COMMON SHARE	-	-

WEIGHTED AVERAGE COMMON SHARES	13,500,000	3,500,000

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
 (A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the six months ended August 31, 2001

(UNAUDITED)

	2001		2000
	Shares	$ Amount	Shares	$ Amount
Balance at beginning of period	3,500,000	(9,996)	3,500,000	(4,996)

Issuance of common stock for:
Cash	10,000,000	300	-	-

Net loss	-	-	-	-

Balance at end of period	13,500,000	(9,696)	3,500,000	(4,996)

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the six months ended August 31, 2001

(UNAUDITED)
	2001 $	2000 $

CASH FLOWS FROM OPERATING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	300	4

NET INCREASE IN CASH	300	-

CASH, BEGINNING OF PERIOD	4	4

CASH, END OF PERIOD	304	4

See Notes to Financial Statements

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the six months ended August 31, 2001

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

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended February 28, 2001. Operating results for the three months ended August 31, 2001 are not necessarily indicative of the results which may be expected for any other interim period or for the year ended February 28, 2002. Certain reclassifications have been made to conform prior years' data to the current period presentation.

c)   Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the six months ended August 31, 2001

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

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the six months ended August 31, 2001

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

4.   SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest or income taxes during the six month period ended August 31, 2001.

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

Subsequent to period end the following stock transaction occurred:

On October 16, 2001, the Company issued 2,435,715 common shares for total cash consideration of $24.

On October 16, 2001, the Company issued 50,000 warrants that grant the holder the right to acquire 1 share for each warrant with an exercise price of $5.00 per share. These warrants expire on October 15, 2011.

WAISTECH INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the six months ended August 31, 2001

(UNAUDITED)

6.   CUMULATIVE STATEMENTS

$
a) CUMULATIVE STATEMENT OF OPERATIONS AND DEFICIT

EXPENSES
Professional fees	10,000

CUMULATIVE NET LOSS, being deficit accumulated in the development stage	(10,000)

b) CUMULATIVE STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,000)
Accrued liabilities	10,000
-

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	304

CASH, end of period	304

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

At August 31, 2001, the Company projected that its operating requirements will not exceed $15,000 over the next twelve months. If no acquisition candidate is found for the Company during this time, Anthony Chow and Anthony Lee plan to loan the Company sufficient funds to cover these costs over the next twelve months. Anthony Chow and Anthony Lee will provide their expertise in preparing the necessary documentation to keep the Company current with its reporting requirements with the Securities and Exchange Commission and those costs will accrue on the Company's balance sheet. In the event that a merger or acquisition occurs over the next twelve months, the target company will be responsible for paying these costs back to the major shareholders, or the major shareholders may waive these costs depending on the nature of the acquisition or merger transaction.

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

WAISTECH INTERNATIONAL, INC.
Date: May 2, 2002	By: /s/ "Anthony C.Y. Chow" Anthony C.Y. Chow, Director, President, Secretary and Treasurer