Form 10QSB/A
period 2001-11-30
WAISTECH INTERNATIONAL INC
filed 2002-05-07
CIK 1136934

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

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

On October 16, 2001, the Company issued 2,435,715 shares of common stock for total cash consideration of $24. Of the 2,435,715 shares, 1,750,000 were issued to Donald Chan, a director of the Company; 71,430 shares were issued to Fraser and Company, a law firm providing legal services to the Company; 214,285 shares were issued to David Smalley, a partner of Fraser and Company; and 400,000 shares were issued to two persons who are close personal friends of Anthony Lee, who was then a director of the Company.

Also on October 16, 2001, the Company granted to Fraser and Company warrants to acquire an aggregate of 50,000 shares of common stock at a price of $5.00 per share at any time prior to October 15, 2011.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of the securities referred to above. The shares of common stock are restricted stock as that term is defined in Rule 144 of the Securities Act of 1933. No underwriters were involved with the sale of these shares and no commissions or other forms of remuneration were paid to any person in connection with such sale.

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